Form 10-Q
period 2026-06-30
Oceanhawk Acquisition Corp.
filed 2026-08-14
CIK 2090787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Oceanhawk Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-43309	98-1886973
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

515 Madison Avenue, 8th Floor New York, NY 10022	10022
(Address of Principal Executive Offices)	(Zip Code)

(212-931-1898)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one right to receive one-fourth of one Class A ordinary share	OHACU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	OHAC	The Nasdaq Stock Market LLC
Rights, each right to receive one-fourth of one Class A ordinary share	OHACR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There were 18,930,000 Class A ordinary shares, par value $0.0001 per share, and 6,133,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of August 13, 2026.

OCEANHAWK ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCEANHAWK ACQUISITION CORP.

OCEANHAWK ACQUISITION CORP.
BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash	$223,887	$100
Prepaid expenses, current portion	137,282	25,000
Total Current Assets	361,169	25,100
Non-Current Assets:
Deferred offering costs	-	347,320
Prepaid expenses, non-current portion	64,665	-
Cash and investments held in Trust Account	185,557,136	-
Total Assets	$185,982,970	$372,420

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$415,824	$15,647
Accrued offering costs	100,000	312,320
Advances from related party	56,326	-
Promissory note – related party	-	68,145
Total Current Liabilities	572,150	396,112
Non-Current Liabilities:
Deferred underwriting commissions	6,440,000	-
Total Liabilities	7,012,150	396,112

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 18,400,000 shares at redemption value of $10.08 per share as of June 30, 2026 (none as of December 31, 2025)	185,557,136	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 530,000 shares issued and outstanding (excluding 18,400,000 shares subject to possible redemption) as of June 30, 2026 (none as of December 31, 2025)	53	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,133,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025(1)	613	613
Additional paid-in capital	-	24,387
Accumulated deficit	(6,586,982)	(48,692)
Total Shareholders’ Deficit	(6,586,316)	(23,692)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$185,982,970	$372,420

(1)	Retroactively effected for the stock dividend on May 21, 2026 (see Note 5).

The accompanying notes are integral part of these unaudited financial statements.

OCEANHAWK ACQUISITION CORP.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$988,274	$1,017,089
Loss from operations	(988,274)	(1,017,089)

Other income
Interest and dividends earned on cash and investments held in Trust Account	637,136	637,136
Interest income from bank account	186	186
Net income (loss)	$(350,952)	$(379,767)

Basic and diluted weighted average Class A outstanding, redeemable Class A ordinary shares	7,956,044	4,000,000
Basic and diluted net income (loss) per share, redeemable Class A shares	$(0.02)	$(0.04)
Basic and diluted weighted average Class A and Class B outstanding, non-redeemable ordinary shares(1)	6,364,652	6,249,631
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$(0.02)	$(0.04)

(1)	Retroactively effected for the stock dividend on May 21, 2026 (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

OCEANHAWK ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	-	$-	6,133,333	$613	$24,387	$(48,692)	$(23,692)
Net loss	-	-	-	-	-	(28,815)	(28,815)
Balance – March 31, 2026	-	$-	6,133,333	$613	$24,387	$(77,507)	$(52,507)
Sale of private placement units	530,000	53	-	-	5,299,947	-	5,300,000
Fair value of rights included in public units	-	-	-	-	5,207,200	-	5,207,200
Allocated value of offering costs to rights	-	-	-	-	(307,419)	-	(307,419)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(10,224,115)	(5,521,387)	(15,745,502)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(637,136)	(637,136)
Net loss	-	-	-	-	-	(350,952)	(350,952)
Balance – June 30, 2026	530,000	$53	6,133,333	$613	$-	$(6,586,982)	$(6,586,316)

(1)	Retroactively effected for the stock dividend on May 21, 2026 (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

OCEANHAWK ACQUISITION CORP.
STATEMENT OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2026
Cash Flows from Operating Activities:
Net loss	$(379,767)
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(637,136)
Payment of general and administrative expenses through advances from related party	149,961
Payment of general and administrative expenses through promissory note – related party	10,000
Changes in operating assets and liabilities:
Prepaid expenses	(124,019)
Accounts payable and accrued expenses	400,177
Net cash used in operating activities	(580,784)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(184,920,000)
Net cash used in investing activities	(184,920,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	184,000,000
Proceeds received from private placement	5,300,000
Offering costs paid	(2,760,000)
Repayment of advances from related party	(515,429)
Repayment of promissory note - related party	(300,000)
Net cash provided by financing activities	185,724,571

Net increase in cash	223,787

Cash - beginning of the period	100
Cash - end of the period	$223,887

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid through promissory note – related party	$171,269
Offering costs paid through advances from related party	$394,452
Offering costs applied against prepayment	$25,000
Prepaid expenses contributed through promissory note – related party	$75,000
Prepaid expenses contributed through advances from related party	$2,928
Reclassification of note payable due to Sponsor	$24,414
Remeasurement adjustment on ordinary shares subject to possible redemption	$15,745,502
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	$637,136
Deferred underwriting commissions	$6,440,000

The accompanying notes are an integral part of these unaudited financial statements.

OCEANHAWK ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026

(Unaudited)

NOTE 1: DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Oceanhawk Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 12, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”). The Company has not selected any Business Combination target, and has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. While the Company may pursue an initial Business Combination target in any industry or geographic location, it intends to focus its search on high potential businesses based in the United States.

All activity for the period from September 12, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and the subsequent search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in a Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on May 20, 2026. On May 22, 2026, the Company consummated the Initial Public Offering of 16,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”, and with respect to the rights included in the Units being offered, the “Rights”) at $10.00 per Unit, generating gross proceeds of $160,000,000. Each Unit consists of one Public Share and one Right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 500,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Oceanhawk Acquisition I Sponsor, LLC (the “Sponsor”) and The Benchmark Company, LLC (“Benchmark”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $5,000,000. Of the 500,000 Private Placement Units, the Sponsor purchased 300,000 Private Placement Units and Benchmark purchased 200,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one Right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”).

Transaction costs amounted to $8,725,721, consisting of $2,400,000 of cash underwriting fee, $5,600,000 of deferred underwriting fee which will be paid on the consummation of the initial Business Combination, and $725,721 of other offering costs.

The underwriters were granted a 45-day option following the closing of the Initial Public Offering (the “Over-Allotment Option”) to purchase up to 2,400,000 additional Units (the “Option Units”) to cover over-allotments, if any. On May 27, 2026, the underwriters elected to exercise their Over-Allotment Option in full to purchase an additional 2,400,000 Option Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $24,000,000. Simultaneously with the closing of the sale of the Option Units, Benchmark purchased an additional 30,000 Private Placement Units, generating additional gross proceeds of $300,000.

Transaction costs amounted to $1,200,000 arising from the sale of the over-allotment Units, consisting of $360,000 of cash underwriting fees and $840,000 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering on May 22, 2026 and the exercise of the Over-Allotment Option on May 27, 2026, an amount of $184,920,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, Sponsor and other initial shareholders (collectively, the “Initial Shareholders”) have agreed to (a) vote their Founder Shares (as defined in Note 5) and any Public Shares held by them in favor of a Business Combination and (b) not to convert any shares (including Founder Shares) in connection with a shareholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Initial Shareholders and the Company’s officers and directors have entered into a letter agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with a shareholders’ vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) waive their rights to liquidating distributions from the trust account with respect to any Founder Shares and private shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the Public Shareholders for a vote, the Initial Shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement, to vote any shares held by them in favor of the initial Business Combination.

The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the funds held in the Trust Account ($10.05).

Business Combination

The Company will have until 15 months from the closing of the Initial Public Offering to complete a Business Combination (or 18 months from the closing of the Initial Public Offering if the Company has executed a Business Combination agreement for an initial Business Combination within 15 months from the closing of the offering). However, if the Company is unable to complete the initial Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if the Company has executed a Business Combination agreement for an initial Business Combination within 15 months from the closing of the offering), the Company may seek an amendment to its amended and restated memorandum and articles of association to extend the period of time it has to complete an initial Business Combination beyond such period (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of funds withdrawn to pay taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a Business Combination.

As of June 30, 2026, the Company had $223,887 in cash and a working capital deficit of $210,981. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. However, there can be no assurance that the Company will be able to consummate a Business Combination within the Combination Period or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the Israel-Iran conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the Israel-Iran conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the Israel-Iran conflict and subsequent sanctions or related actions, or the ongoing trade and tariff policy changes by the U.S. or other countries, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statement and initial audited financial statements filed with the SEC on Form 8-K and Form S-1, respectively. In the opinion of the Company’s management, these financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2026, and the Company’s results of operations and cash flows for the periods presented. The results of operations included in the unaudited financial statements are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $223,887 and $100 in cash, respectively. The Company did not have any cash equivalents as of June 30, 2026 or December 31, 2025.

Cash and Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $185,557,136 and $0 in cash and investments held in the Trust Account, respectively, comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the unaudited balance sheets at fair value at the end of each reporting period. Earnings on cash and investments held in the Trust Account are included in interest and dividends earned on cash and investments held in the Trust Account in the unaudited statements of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2026, the Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ Over-Allotment Option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability valued at $125,900 pursuant to FASB ASC 480 since the underwriters did not exercise their Over-Allotment Option at the closing of the Initial Public Offering. On May 27, 2026, the underwriters elected to exercise their Over-Allotment Option in full, resulting in the reversal of the $125,900 liability and zero balance as of June 30, 2026.

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values. The fair value disclosures presented elsewhere in these financial statements relate to the Public Rights; the Private Placement Rights were not separately measured subsequent to issuance because they were classified in equity and have substantially similar terms to the Public Rights.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ deficit, as the Rights, after management’s evaluation, were accounted for under equity treatment.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheet, as reconciled in the following table:

Public offering proceeds	$160,000,000
Less:
Proceeds allocated to Public Rights	(4,528,000)
Proceeds allocated to Over-Allotment Option	(125,900)
Public Shares issuance costs	(8,450,565)
Plus:
Remeasurement of carrying value to redemption value	13,904,465
Class A ordinary shares subject to possible redemption, May 22, 2026	160,800,000

Over-allotment
Public offering proceeds	24,000,000
Less:
Proceeds allocated to Public Rights	(679,200)
Public Shares issuance costs	(1,167,737)
Plus:
Close Over-Allotment Option due to full exercise	125,900
Remeasurement of carrying value to redemption value	1,841,037
Class A ordinary shares subject to possible redemption, May 27, 2026	184,920,000

Subsequent measurement of ordinary shares subject to possible redemption (income earned on Trust Account)	637,136
Class A ordinary shares subject to possible redemption, June 30, 2026	$185,557,136

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement since the exercise of the rights is contingent upon the occurrence of future events. As of June 30, 2026, the outstanding Rights were excluded from diluted earnings per share because their conversion into Class A ordinary shares is contingent upon the occurrence of a future Business Combination. As of December 31, 2025, the Company did not have any outstanding potentially dilutive securities. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per Class A (redeemable share) and Class A and Class B (non-redeemable share) (in dollars, except share amounts):

	For the Three Months Ended June 30, 2026
Particulars	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(194,976)	$(155,976)

Denominators:
Weighted average shares outstanding	7,956,044	6,364,652
Basic and diluted net loss per share	$(0.02)	$(0.02)

	For the Six Months Ended June 30, 2026
Particulars	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(148,207)	$(231,560)

Denominators:
Weighted average shares outstanding	4,000,000	6,249,631
Basic and diluted net loss per share	$(0.04)	$(0.04)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

NOTE 3: INITIAL PUBLIC OFFERING

In the Initial Public Offering on May 22, 2026, the Company sold 16,000,000 Units at a purchase price of $10.00 per Unit. The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 2,400,000 additional Units to cover over-allotments (Note 6). On May 27, 2026, 2,400,000 additional Units were issued pursuant to the underwriters’ full exercise of over-allotment and sold at an offering price of $10.00 per Unit (Note 1). Each Unit consists of one Public Share and one Public Right, with each Public Right entitling the holder to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination.

NOTE 4: PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Benchmark purchased an aggregate of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement. Of those 500,000 Private Placement Units, the Sponsor purchased 300,000 Private Placement Units and Benchmark purchased 200,000 Private Placement Units. Up to 30,000 additional Private Placement Units could be purchased by Benchmark depending on the extent to which the underwriters’ Over-Allotment Option was exercised within the 45-day period following the closing of the Initial Public Offering. On May 27, 2026, simultaneously with the closing of the underwriters’ full exercise of the Over-Allotment Option, 30,000 additional Private Placement Units were issued to Benchmark in a private placement, at a price of $10.00 per Private Placement Unit (Note 1). Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On November 21, 2025, the Company issued to the Sponsor an aggregate of 5,750,000 Class B ordinary shares, which was increased via stock dividend on May 21, 2026 to 6,133,333 Class B ordinary shares (the “Founder Shares”), par value $0.0001 per share, in exchange for $25,000 or approximately $0.004 per share. The Founder Shares include an aggregate of up to 800,000 shares, which remain subject to surrender and forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering. On May 27, 2026, the underwriters fully exercised their over-allotment option (Note 1). As such, effective May 27, 2026, the 800,000 Class B ordinary shares are no longer subject to forfeiture.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on May 20, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative services. For the three and six months ended June 30, 2026, the Company incurred $20,000 in fees for these services which are included within general and administrative expenses in the accompanying unaudited statements of operations. There were no related amounts payable as of June 30, 2026 or December 31, 2025.

Promissory Note — Related Party

On October 10, 2025, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of December 31, 2027 and the closing of the Initial Public Offering.

As of December 31, 2025, the Company had outstanding borrowings of $68,145 under the Note. During the period from January 1, 2026 through the closing of the Initial Public Offering on May 22, 2026, the Company borrowed additional funds totaling $231,855, resulting in outstanding borrowings of $300,000 under the Note as of May 22, 2026. On May 27, 2026, upon the exercise of the Over-Allotment Option, the Company repaid the entire outstanding balance of $300,000, resulting in no outstanding balance under the Note as of June 30, 2026, and the Note is no longer available to be drawn upon.

Due from Sponsor

As of May 22, 2026, the Sponsor owed the Company an aggregate amount of $1,800,000, representing the remaining amount due from the Sponsor in connection with its purchase of the Private Placement Units to be wired to the Company’s bank account. Subsequently, on May 27, 2026, the Sponsor paid $498,224 of offering costs and expenses on behalf of the Company (including $206,929 reflected in advances from related party), an aggregate of $788,500 was reflected as being reimbursed to the Sponsor, $300,000 of which represented repayment of the Note, $180,000 of which was deposited into the Trust Account in relation to the full exercise of the Over-Allotment Option, and $308,500 of which represented partial payment for the advances from related party, resulting in net cash of $513,276 which was deposited into the Company’s operating account on May 27, 2026 (Note 1). Accordingly, there was no outstanding balance due from Sponsor as of June 30, 2026.

Advances from Related Party

A related party and the Sponsor pay certain formation, operating or deferred offering costs on behalf of the Company that are not covered by the Note. These amounts are non-interest bearing and due on demand. During the period from January 1, 2026 through May 27, 2026, the related party and the Sponsor paid an aggregate amount of $571,755 on behalf of the Company, resulting in a balance in advances from related party of $571,755. On May 27, 2026, $515,429 was applied as a partial settlement of the advances from related party. Accordingly, as of June 30, 2026 and December 31, 2025, the outstanding balance of advances from related party was $56,326 and $0, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no outstanding Working Capital Loans.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The underwriters were granted a 45-day option from the date of the Initial Public Offering to purchase up to 2,400,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriters exercised in full on May 27, 2026 (Note 1).

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $2,760,000 in the aggregate, which was paid upon the closing of the Initial Public Offering and the exercise of the Over-Allotment Option. In addition, the underwriters were entitled to a deferred underwriting fee of $0.35 per Unit, or $6,440,000 in the aggregate. The deferred underwriting fee was deposited into the Trust Account and will be released to the underwriters only upon the completion of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

Registration Rights

The holders of (i) the Founder Shares (including the underlying Class A ordinary shares issuable upon the conversion of the Founder Shares) and (ii) Private Placement Units, including any Private Placement Units that may be issued upon conversion of Working Capital Loans (including any Private Placement Shares, Private Placement Rights and any Class A ordinary shares underlying the Private Placement Rights) will be entitled to registration rights pursuant to a registration rights agreement signed on May 20, 2026 requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). With the exception of the Sponsor and the Private Placement Units it purchases in connection with the Initial Public Offering, the holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, and as excepted above, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 7: SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary share with a par value of $0.0001 per share. As a result of the Initial Public Offering on May 22, 2026, the Company issued 16,000,000 Class A ordinary shares subject to possible redemption. Simultaneously, the Company consummated the sale of 500,000 Private Placement Units which entitled the holder thereof to one Class A ordinary share.

On May 27, 2026, the underwriters exercised the Over-Allotment Option in full and as a result, the Company consummated the sale of an additional 2,400,000 Class A ordinary shares subject to possible redemption and 30,000 Private Placement Units which entitle the holder thereof to one Class A ordinary share.

As of June 30, 2026, there were 530,000 Class A ordinary shares issued and outstanding (excluding 18,400,000 Class A ordinary shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 6,133,333 Class B ordinary shares issued and outstanding, reflecting retroactive presentation of the stock dividend on May 21, 2026 (see Note 5). Initially, up to 800,000 of these shares were subject to forfeiture to the extent that the underwriters’ Over-Allotment Option was not exercised in full or in part. However, effective May 27, 2026, no Class B ordinary shares are subject to forfeiture as the over-allotment was fully exercised.

Holders of the Class B ordinary shares will have the right to appoint all the Company’s directors prior to an initial Business Combination. On any other matter submitted to a vote of the Company’s shareholders, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class, except as required by law or share exchange rule; provided, that the holders of Class B ordinary shares will be entitled to vote as a separate class to increase the authorized number of Class B ordinary shares. Each ordinary share will have one vote on all such matters.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like and will not have any redemption rights or be entitled to liquidating distributions if we do not consummate an initial Business Combination.

Rights — As of June 30, 2026, there were 18,400,000 Public Rights and 530,000 Private Placement Rights issued and outstanding (none as of December 31, 2025).

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-fourth (1/4) of one Class A ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one-fourth (1/4) of one Class A ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

NOTE 8: FAIR VALUE MEASUREMENTS

The fair value of the Public Rights issued in the Initial Public Offering and the exercise of the Over-Allotment Option is $5,207,200, or $0.283 per Public Right. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

May 22, 2026(1)
Term (years)	1.34
Risk-free rate	3.95%
Volatility	10.5%
Implied discount for lack of marketability	2.8%

(1)	Values as of May 22, 2026 were deemed to be a reasonable approximation of those as of May 27, 2026, the date of the Over-Allotment Option exercise, because the change in the trading price of the Company’s units between the two dates was not significant and did not result in material change in the estimated fair value of the Public Rights.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and investments held in Trust Account	$185,557,136	$185,557,136	$-	$-

	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and investments held in Trust Account	$-	$-	$-	$-

NOTE 9: SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include net income or loss comprised of interest and dividends earned on cash and investments held in Trust Account and general and administrative expenses

	June 30,	December 31,
	2026	2025
Cash	$223,887	$100
Cash and investments held in Trust Account	$185,557,136	$-

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$988,274	$1,017,089
Interest and dividends earned on cash and investments held in Trust Account	$637,136	$637,136

The key measure of segment profit or loss reviewed by the CODM is net income or loss, which is comprised of interest and dividends earned on cash and investments held in Trust Account and general and administrative expenses. Net income or loss is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period.

The CODM reviews interest and dividends earned on cash and investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. The CODM reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

NOTE 10: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Oceanhawk Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on September 12, 2025, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).

As of June 30, 2026, we had not yet commenced operations. All activity for the period from September 12, 2025 (inception) through June 30, 2026, relates to our formation and our Initial Public Offering (as defined below), and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (defined below) held in a trust account (the “Trust Account”) with Odyssey Transfer and Trust Company acting as trustee. We have selected December 31 as our fiscal year end.

Initial Public Offering and Private Placement

The registration statement for the Company’s Initial Public Offering was declared effective on May 20, 2026. On May 22, 2026, the Company consummated the Initial Public Offering of 16,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”, and with respect to the rights included in the Units being offered, the “Rights”) at $10.00 per Unit, generating gross proceeds of $160,000,000. Each Unit consists of one Public Share and one Right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 500,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Oceanhawk Acquisition I Sponsor, LLC (the “Sponsor”) and The Benchmark Company, LLC (“Benchmark”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $5,000,000. Of the 500,000 Private Placement Units, the Sponsor purchased 300,000 Private Placement Units and Benchmark purchased 200,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one Right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”).

Transaction costs amounted to $8,725,721, consisting of $2,400,000 of cash underwriting fee, $5,600,000 of deferred underwriting fee which will be paid on the consummation of the initial Business Combination, and $725,721 of other offering costs.

The underwriters were granted a 45-day option following the closing of the Initial Public Offering (the “Over-Allotment Option”) to purchase up to 2,400,000 additional Units (the “Option Units”) to cover over-allotments, if any. On May 27, 2026, the underwriters elected to exercise their Over-Allotment Option in full to purchase an additional 2,400,000 Option Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $24,000,000. Simultaneously with the closing of the sale of the Option Units, Benchmark purchased an additional 30,000 Private Placement Units, generating additional gross proceeds of $300,000.

Transaction costs amounted to $1,200,000 arising from the sale of the over-allotment Units, consisting of $360,000 of cash underwriting fees and $840,000 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination.

If the Company is unable to complete an initial Business Combination within the 15 months or 18 months period after the closing of the Initial Public Offering (the “Completion Window”), it may seek an amendment to amended and restated memorandum and articles of association to extend the period of time to complete an initial Business Combination beyond the Completion Window (which is 15 months from the closing of the Initial Public Offering, or 18 months if the Company has executed a Business Combination agreement within 15 months from the closing of the Initial Public Offering). The Company’s amended and restated memorandum and articles of association requires at least a special resolution of shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by at least two-thirds of ordinary shares who, being entitled to do so, attend and vote (either in person or by proxy) at a general meeting of the company. If the Company seeks shareholder approval to extend beyond the Completion Window in which to complete an initial Business Combination to a later date, the Company is required to offer public shareholders the right to have their public ordinary shares redeemed for a pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (less permitted withdrawals and up to $100,000 of interest to pay dissolution expenses). There are no limitations to the number of times that the Company may seek shareholder approval or that shareholders may approve to extend beyond the Completion Window in which to complete a Business Combination at a later date. If the initial Business Combination is not completed within the Completion Window, the membership interests of the Sponsor become worthless.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, the Company had $223,887 and $100, respectively, in its operating bank account. As of June 30, 2026, the Company had a working capital deficit of $210,981.

For the six months ended June 30, 2026, cash used in operating activities was $580,784.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 15 to 18 months (assuming a Business Combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that mandatory liquidation, should we not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a Business Combination.

As of June 30, 2026, the Company had $223,887 in its operating bank account and a working capital deficit of $210,981. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then. Although management’s forecast indicates that cash held outside the Trust Account is expected to fund currently estimated operating costs during the assessment period, the mandatory liquidation provision and uncertainty regarding completion of a Business Combination continue to raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to June 30, 2026, relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the three months ended June 30, 2026, the Company incurred a net loss of $350,952, which reflects loss from operations of $988,274, primarily consisting of general and administrative expenses, and income earned on investments held in the Trust Account and cash held in the operating account of $637,322.

For the six months ended June 30, 2026, the Company incurred a net loss of $379,767, which reflects loss from operations of $1,017,089, primarily consisting of general and administrative expenses, and income earned on investments held in the Trust Account and cash held in the operating account of $637,322.

Related Party Transactions

Founder Shares

On November 21, 2025, the Company issued to the Sponsor an aggregate of 5,750,000 Class B ordinary shares, which was increased via stock dividend on May 21, 2026, to 6,133,333 Class B ordinary shares (the “Founder Shares”), par value $0.0001 per share, in exchange for $25,000 or approximately $0.004 per share. The Founder Shares include an aggregate of up to 800,000 shares, which remain subject to surrender and forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering. On May 27, 2026, the underwriters fully exercised their over-allotment option. As such, effective May 27, 2026, the 800,000 Class B ordinary shares are no longer subject to forfeiture.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on May 20, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative services. For the three and six months ended June 30, 2026, the Company incurred $20,000 in fees for these services which are included within general and administrative expenses in the accompanying unaudited statements of operations. There were no related amounts payable as of June 30, 2026 or December 31, 2025.

Promissory Note — Related Party

On October 10, 2025, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of December 31, 2027 and the closing of the Initial Public Offering.

As of December 31, 2025, the Company had outstanding borrowings of $68,145 under the Note. During the period from January 1, 2026 through the closing of the Initial Public Offering on May 22, 2026, the Company borrowed additional funds totaling $231,855, resulting in outstanding borrowings of $300,000 under the Note as of May 22, 2026. On May 27, 2026, upon the exercise of the Over-Allotment Option, the Company repaid the entire outstanding balance of $300,000, resulting in no outstanding balance under the Note as of June 30, 2026, and the Note is no longer available to be drawn upon.

Due from Sponsor

As of May 22, 2026, the Sponsor owed the Company an aggregate amount of $1,800,000, representing the remaining amount due from the Sponsor in connection with its purchase of the Private Placement Units to be wired to the Company’s bank account. Subsequently, on May 27, 2026, the Sponsor paid $498,224 of offering costs and expenses on behalf of the Company (including $206,929 reflected in advances from related party), an aggregate of $788,500 was reflected as being reimbursed to the Sponsor, $300,000 of which represented repayment of the Note, $180,000 of which was deposited into the Trust Account in relation to the full exercise of the Over-Allotment Option, and $308,500 of which represented partial payment for the advances from related party, resulting in net cash of $513,276 which was deposited into the Company’s operating account on May 27, 2026. Accordingly, there was no outstanding balance due from Sponsor as of June 30, 2026.

Advances from Related Party

A related party and the Sponsor pay certain formation, operating or deferred offering costs on behalf of the Company that are not covered by the Note. These amounts are non-interest bearing and due on demand. During the period from January 1, 2026 through May 27, 2026, the related party and the Sponsor paid an aggregate amount of $571,755 on behalf of the Company, resulting in a balance in advances from related party of $571,755. On May 27, 2026, $515,429 was applied as a partial settlement of the advances from related party. Accordingly, as of June 30, 2026 and December 31, 2025, the outstanding balance of advances from related party was $56,326 and $0, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units at a price of $10.00 per unit. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no outstanding Working Capital Loans.

Other Contractual Obligations

Underwriting Agreement

The underwriters were granted a 45-day option from the date of the Initial Public Offering to purchase up to 2,400,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriters exercised in full on May 27, 2026.

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $2,760,000 in the aggregate, which was paid upon the closing of the Initial Public Offering and the exercise of the Over-Allotment Option. In addition, the underwriters were entitled to a deferred underwriting fee of $0.35 per Unit, or $6,440,000 in the aggregate. The deferred underwriting fee was deposited into the Trust Account and will be released to the underwriters only upon the completion of the Company’s initial Business Combination, subject to the terms of the underwriting agreement.

Registration Rights

The holders of (i) the Founder Shares (including the underlying Class A ordinary shares issuable upon the conversion of the Founder Shares) and (ii) Private Placement Units, including any Private Placement Units that may be issued upon conversion of Working Capital Loans (including any Private Placement Shares, Private Placement Rights and any Class A ordinary shares underlying the Private Placement Rights) will be entitled to registration rights pursuant to a registration rights agreement signed on May 20, 2026 requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). With the exception of the Sponsor and the Private Placement Units it purchases in connection with the Initial Public Offering, the holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, and as excepted above, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. As of June 30, 2026, we have not identified any critical accounting estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

We qualified as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, do not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2025, the Company issued to the Sponsor an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 per share, in exchange for $25,000. On May 21, 2026, the Company effected a stock dividend with respect to its Class B ordinary shares of 383,333 Class B ordinary shares par value $0.0001 per share, resulting in an aggregate of 6,133,333 outstanding shares of Class B ordinary shares (the “Founder Shares”). Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The number of Founder Shares outstanding following the dividend on May 21, 2026, was determined based on the total size of the IPO of 18,400,000 units, each unit consists of one Class A ordinary shares, par value of $0.0001 per share, and one right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial business combination (considering the exercise of the full underwriter’s over-allotment option), and therefore such Founder Shares represent 25% of the outstanding shares after the IPO (excluding the private placement units).

On May 22, 2026, we consummated our Initial Public Offering of 16,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”, and with respect to the rights included in the Units being offered, the “Rights”) at $10.00 per Unit, generating gross proceeds of $160,000,000. Each Unit consists of one Public Share and one Right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 500,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to our sponsor, Oceanhawk Acquisition I Sponsor, LLC (the “Sponsor”) and The Benchmark Company, LLC (“Benchmark”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $5,000,000. Of the 500,000 Private Placement Units, the Sponsor purchased 300,000 Private Placement Units and Benchmark purchased 200,000 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one Right to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Transaction costs amounted to $8,725,721, consisting of $2,400,000 of cash underwriting fee, $5,600,000 of deferred underwriting fee which will be paid on the consummation of the initial Business Combination, and $725,721 of other offering costs.

The underwriters were granted a 45-day option following the closing of the Initial Public Offering (the “Over-Allotment Option”) to purchase up to 2,400,000 additional Units (the “Option Units”) to cover over-allotments, if any. On May 27, 2026, the underwriters elected to exercise their Over-Allotment Option in full to purchase an additional 2,400,000 Option Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $24,000,000. Simultaneously with the closing of the sale of the Option Units, Benchmark purchased an additional 30,000 Private Placement Units, generating additional gross proceeds of $300,000. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Transaction costs amounted to $1,200,000 arising from the sale of the over-allotment Units, consisting of $360,000 of cash underwriting fees and $840,000 of deferred underwriting commissions which will be paid on the consummation of the initial Business Combination.

Following the closing of the Initial Public Offering on May 22, 2026 and the exercise of the Over-Allotment Option on May 27, 2026, an amount of $184,920,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts), as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 20, 2026, between the Company and The Benchmark Company, LLC, as representative of the underwriters named therein. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2026).

3.1	Amended and Restated Memorandum and Articles of Association of the Company. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2026).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on May 19, 2026).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on May 19, 2026).

4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 filed with the Form S-1 filed by the Registrant on May 19, 2026).

4.4	Rights Agreement, dated May 20, 2026, between the Company and Odyssey Transfer & Trust Company, as Rights agent. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing

PART III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2026.

OCEANHAWK ACQUISITION CORP.

By:	/s/ Ernest Miller
Name:	Ernest Miller
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon Ryan
Name:	Jon Ryan
Title:	President & Chief Financial Officer
(Principal Financial and Accounting Officer)