Form 10-Q
period 2026-09-30
Oceanhawk Acquisition Corp.
filed 2026-11-13
CIK 2090787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There were 18,930,000 Class A ordinary shares, par value $0.0001 per share, and 6,133,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of November 13, 2026.

OCEANHAWK ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OCEANHAWK ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2026 and December 31, 2025 (Unaudited)	2
Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from September 12, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Statements of Changes in Shareholders' Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from September 12, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Statements of Cash Flow for the Nine Months Ended September 30, 2026 and for the Period from September 12, 2025 (Inception) through September 30, 2025 (Unaudited)	6
Notes to Financial Statements (Unaudited)	7

OCEANHAWK ACQUISITION CORP.
BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash	$1,176,278	$100
Prepaid expenses, current portion	172,053	25,000
Total Current Assets	1,348,331	25,100
Non-Current Assets:
Deferred offering costs	-	347,320
Prepaid expenses, non-current portion	46,416	-
Cash and investments held in Trust Account	187,231,955	-
Total Assets	$188,626,702	$372,420

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current Liabilities:
Accounts payable and accrued expenses	$1,010,297	$15,647
Accrued offering costs	100,000	312,320
Advances from related party	56,974	-
Promissory note – related party	-	68,145
Working Capital Loan	1,350,000	-
Total Current Liabilities	2,517,271	396,112
Non-Current Liabilities:
Deferred underwriting commissions	6,440,000	-
Total Liabilities	8,957,271	396,112

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 18,400,000 shares at redemption value of $10.18 per share as of September 30, 2026 (none as of December 31, 2025)	187,231,955	-

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 530,000 shares issued and outstanding (excluding 18,400,000 shares subject to possible redemption) as of September 30, 2026 (none as of December 31, 2025)	53	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,133,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025(1)	613	613
Additional paid-in capital	-	24,387
Accumulated deficit	(7,563,190)	(48,692)
Total Shareholders' Deficit	(7,562,524)	(23,692)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$188,626,702	$372,420

(1)
Retroactively effected for the stock dividend on May 21, 2026 (see Note 5).

The accompanying notes are integral part of these unaudited financial statements.

OCEANHAWK ACQUISITION CORP.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	For the Period from September 12, 2025 (Inception) through September 30, 2025
General and administrative expenses	$977,508	$1,994,597	$10,647
Loss from operations	(977,508)	(1,994,597)	(10,647)
Other income
Interest and dividends earned on cash and investments held in Trust Account	1,674,819	2,311,955	-
Interest income from bank account	1,300	1,486	-
Net income (loss)	$698,611	$318,844	$(10,647)
Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	18,400,000	8,852,747	-
Basic and diluted net income per share, redeemable ordinary shares	$0.03	$0.02	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	6,663,333	6,389,047	-
Basic and diluted net income per share, non-redeemable ordinary shares	$0.03	$0.02	$-

(1)
Retroactively effected for the stock dividend on May 21, 2026 (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

OCEANHAWK ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	-	$-	6,133,333	$613	$24,387	$(48,692)	$(23,692)
Net loss	-	-	-	-	-	(28,815)	(28,815)
Balance – March 31, 2026	-	$-	6,133,333	$613	$24,387	$(77,507)	$(52,507)
Sale of private placement units	530,000	53	-	-	5,299,947	-	5,300,000
Fair value of rights included in public units	-	-	-	-	5,207,200	-	5,207,200
Allocated value of offering costs to rights	-	-	-	-	(307,419)	-	(307,419)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(10,224,115)	(5,521,387)	(15,745,502)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(637,136)	(637,136)
Net loss	-	-	-	-	-	(350,952)	(350,952)
Balance – June 30, 2026	530,000	$53	6,133,333	$613	$-	$(6,586,982)	$(6,586,316)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	-	-	(1,674,819)	(1,674,819)
Net income	-	-	-	-	-	698,611	698,611
Balance – September 30, 2026	530,000	$53	6,133,333	$613	$-	$(7,563,190)	$(7,562,524)

(1)
Retroactively effected for the stock dividend on May 21, 2026 (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

OCEANHAWK ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE PERIOD FROM SEPTEMBER 12, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 12, 2025 (Inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(10,647)	(10,647)
Balance – September 30, 2025	-	$-	-	$-	$-	$(10,647)	$(10,647)

The accompanying notes are an integral part of these unaudited financial statements.

OCEANHAWK ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2026	For the Period from September 12, 2025 (Inception) through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$318,844	$(10,647)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividends earned on cash and investments held in trust account	(2,311,955)	-
Payment of general and administrative expenses through advances from related party	149,961	-
Payment of general and administrative expenses through promissory note – related party	10,000	-
Amortization of prepaid expenses	62,765	-
Changes in operating assets and liabilities:
Prepaid expenses	(203,306)	-
Accounts payable and accrued expenses	994,650	10,647
Net cash used in operating activities	(979,041)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(184,920,000)	-
Net cash used in investing activities	(184,920,000)	-

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	184,000,000	-
Proceeds received from private placement	5,300,000	-
Offering costs paid	(2,760,000)	-
Repayment of advances from related party	(515,429)	-
Repayment of promissory note - related party	(300,000)	-
Draw down under Working Capital Loan	1,350,000	-
Advance from related party	648	-
Net cash provided by financing activities	187,075,219	-

Net increase in cash	$1,176,178	$-

Cash - beginning of the period	100	-
Cash - end of the period	$1,176,278	$-

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid through promissory note – related party	$171,269	$-
Offering costs paid through advances from related party	$394,452	$-
Offering costs applied against prepayment	$25,000	$-
Prepaid expenses contributed through promissory note – related party	$75,000	$-
Prepaid expenses contributed through advances from related party	$2,928	$-
Reclassification of note payable due to Sponsor	$24,414	$-
Deferred Offering cost incurred but unpaid	$-	$163,429
Remeasurement adjustment on ordinary shares subject to possible redemption	$15,745,502	$-
Subsequent measurement of ordinary shares subject to possible redemption (dividends earned on Trust Account)	$2,311,955	$-
Deferred underwriting commissions	$6,440,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

OCEANHAWK ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

All activity for the period from September 12, 2025 (inception) through September 30, 2026, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and the subsequent search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in a Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

As of September 30, 2026, the Company had $1,176,278 in cash and a working capital deficit of $1,168,940, which includes $1,350,000 outstanding under a Working Capital Loan (see Note 5). The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate a Business Combination within the Combination Period or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statement and initial audited financial statements filed with the SEC on Form 8-K and Form S-1, respectively. In the opinion of the Company’s management, these financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2026, and the Company’s results of operations and cash flows for the periods presented. The results of operations included in the unaudited financial statements are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had $1,176,278 and $100 in cash, respectively. The Company did not have any cash equivalents as of September 30, 2026 or December 31, 2025.

Cash and Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the Company had $187,231,955 and $0 in cash and investments held in the Trust Account, respectively, comprised of money market funds that invest in U.S. government securities. Investments in money market funds are presented on the unaudited balance sheets at fair value at the end of each reporting period. Earnings on cash and investments held in the Trust Account are included in interest and dividends earned on cash and investments held in the Trust Account in the unaudited statements of operations. The estimated fair value of cash and investments held in the Trust Account is determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2026, the Company has not experienced losses on these accounts.

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

•
Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•
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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ Over-Allotment Option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability valued at $125,900 pursuant to FASB ASC 480 since the underwriters did not exercise their Over-Allotment Option at the closing of the Initial Public Offering. On May 27, 2026, the underwriters elected to exercise their Over-Allotment Option in full, resulting in the reversal of the $125,900 liability.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 or December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheet, as reconciled in the following table:

Public offering proceeds	$160,000,000
Less:
Proceeds allocated to Public Rights	(4,528,000)
Proceeds allocated to Over-Allotment Option	(125,900)
Public Shares issuance costs	(8,450,565)
Plus:
Remeasurement of carrying value to redemption value	13,904,465
Class A ordinary shares subject to possible redemption, May 22, 2026	160,800,000

Over-allotment
Public offering proceeds	24,000,000
Less:
Proceeds allocated to Public Rights	(679,200)
Public Shares issuance costs	(1,167,737)
Plus:
Close Over-Allotment Option due to full exercise	125,900
Remeasurement of carrying value to redemption value	1,841,037
Class A ordinary shares subject to possible redemption, May 27, 2026	184,920,000

Subsequent measurement of ordinary shares subject to possible redemption (income earned on Trust Account)	2,311,955
Class A ordinary shares subject to possible redemption, September 30, 2026	$187,231,955

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

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement since the exercise of the rights is contingent upon the occurrence of future events. As of September 30, 2026, the outstanding Rights were excluded from diluted earnings per share because their conversion into Class A ordinary shares is contingent upon the occurrence of a future Business Combination. As of December 31, 2025, the Company did not have any outstanding potentially dilutive securities. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per Class A (redeemable share) and Class A and Class B (non-redeemable share) (in dollars, except share amounts):

	For the Three Months Ended September 30, 2026
Particulars	Redeemable Shares	Non-Redeemable Shares

Numerators:
Allocation of net income	$512,878	$185,733

Denominators:
Weighted average shares outstanding	18,400,000	6,663,333
Basic and diluted net income per share	$0.03	$0.03

	For the Nine Months Ended September 30, 2026
Particulars	Redeemable Shares	Non-Redeemable Shares

Numerators:
Allocation of net income	$185,191	$133,653

Denominators:
Weighted average shares outstanding	8,852,747	6,389,047
Basic and diluted net income per share	$0.02	$0.02

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on May 20, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative services. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $50,000, respectively, in fees for these services which are included within general and administrative expenses in the accompanying unaudited statements of operations. As of September 30, 2026, $10,000 was payable under the agreement and was included in accounts payable and accrued expenses.

Promissory Note — Related Party

On October 10, 2025, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of December 31, 2027 and the closing of the Initial Public Offering.

As of December 31, 2025, the Company had outstanding borrowings of $68,145 under the Note. During the period from January 1, 2026 through the closing of the Initial Public Offering on May 22, 2026, the Company borrowed additional funds totaling $231,855, resulting in outstanding borrowings of $300,000 under the Note as of May 22, 2026. On May 27, 2026, upon the exercise of the Over-Allotment Option, the Company repaid the entire outstanding balance of $300,000, resulting in no outstanding balance under the Note as of September 30, 2026, and the Note is no longer available to be drawn upon.

Due from Sponsor

As of May 22, 2026, the Sponsor owed the Company an aggregate amount of $1,800,000, representing the remaining amount due from the Sponsor in connection with its purchase of the Private Placement Units to be wired to the Company’s bank account. Subsequently, on May 27, 2026, the Sponsor paid $498,224 of offering costs and expenses on behalf of the Company (including $206,929 reflected in advances from related party), an aggregate of $788,500 was reflected as being reimbursed to the Sponsor, $300,000 of which represented repayment of the Note, $180,000 of which was deposited into the Trust Account in relation to the full exercise of the Over-Allotment Option, and $308,500 of which represented partial payment for the advances from related party, resulting in net cash of $513,276 which was deposited into the Company’s operating account on May 27, 2026 (Note 1). Accordingly, there was no outstanding balance due from Sponsor as of September 30, 2026.

Advances from Related Party

A related party and the Sponsor pay certain formation, operating or deferred offering costs on behalf of the Company that are not covered by the Note. These amounts are non-interest bearing and due on demand. During the period from January 1, 2026 through May 27, 2026, the related party and the Sponsor paid an aggregate amount of $571,755 on behalf of the Company, resulting in a balance in advances from related party of $571,755. On May 27, 2026, $515,429 was applied as a partial settlement of the advances from related party. Accordingly, as of September 30, 2026 and December 31, 2025, the outstanding balance of advances from related party was $56,974 and $0, respectively.

Working Capital Loans

On September 30, 2026, the Company issued a promissory note to Oceanhawk Acquisition I Sponsor, LLC, for $1,350,000 for working capital purposes (“Working Capital Loan”). The promissory note is non-interest-bearing and is payable upon consummation of a Business Combination. Upon consummation of a Business Combination, the outstanding principal balance will automatically convert into private placement units at a price of $10.00 per unit, unless the Sponsor elects to receive cash in lieu of conversion. Each unit consists of one ordinary share and one right to receive one-quarter of a share upon consummation of a Business Combination.

As of September 30, 2026, the outstanding principal balance under the promissory note was $1,350,000. No interest expense was recognized for the three or nine months ended September 30, 2026.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The underwriters were granted a 45-day option from the date of the Initial Public Offering to purchase up to 2,400,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions, which the underwriters exercised in full on May 27, 2026 (Note 1).

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $2,760,000 in the aggregate, which was paid upon the closing of the Initial Public Offering and the exercise of the Over-Allotment Option. In addition, the underwriters were entitled to a deferred underwriting fee of $0.35 per Unit, or $6,440,000 in the aggregate. The deferred underwriting fee will be released from the Trust Account to the underwriters only upon the completion of the Company's initial Business Combination, subject to the terms of the underwriting agreement.

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

NOTE 7: SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

As of September 30, 2026, there were 530,000 Class A ordinary shares issued and outstanding (excluding 18,400,000 Class A ordinary shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 6,133,333 Class B ordinary shares issued and outstanding, reflecting retroactive presentation of the stock dividend on May 21, 2026 (see Note 5). Initially, up to 800,000 of these shares were subject to forfeiture to the extent that the underwriters’ Over-Allotment Option was not exercised in full or in part. However, effective May 27, 2026, no Class B ordinary shares are subject to forfeiture as the over-allotment was fully exercised.

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

Rights — As of September 30, 2026, there were 18,400,000 Public Rights and 530,000 Private Placement Rights issued and outstanding (none as of December 31, 2025).

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

(1)
Values as of May 22, 2026 were deemed to be a reasonable approximation of those as of May 27, 2026, the date of the Over-Allotment Option exercise, because the change in the trading price of the Company's units between the two dates was not significant and did not result in material change in the estimated fair value of the Public Rights.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and investments held in Trust Account	187,231,955	187,231,955	$-	$-

	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and investments held in Trust Account	$-	$-	$-	$-

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

	September 30,	December 31,
	2026	2025
Cash	$1,176,278	$100
Cash and investments held in Trust Account	$187,231,955	$-

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	September 12, 2025 (Inception) through September 30, 2025
General and administrative expenses	$977,508	$1,994,597	$10,647
Interest and dividends earned on cash and investments held in Trust Account	$1,674,819	$2,311,955	$-
Interest income from bank account	$1,300	$1,486	$-

The key measure of segment profit or loss reviewed by the CODM is net income or loss, which is comprised of interest and dividends earned on cash and investments held in Trust Account, interest income earned on the Company’s operating bank account and general and administrative expenses. Net income or loss is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period.

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

As of September 30, 2026, we had not yet commenced operations. All activity for the period from September 12, 2025 (inception) through September 30, 2026, relates to our formation and our Initial Public Offering (as defined below), and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement (defined below) held in a trust account (the “Trust Account”) with Odyssey Transfer and Trust Company acting as trustee. We have selected December 31 as our fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2026 and December 31, 2025, the Company had $1,176,278 and $100, respectively, in its operating bank account. As of September 30, 2026, the Company had a working capital deficit of $1,168,940, which includes $1,350,000 outstanding under a Working Capital Loan. On September 30, 2026, the Company received $1,350,000 in its operating bank account pursuant to the Working Capital Loan (see below).

For the nine months ended September 30, 2026, cash used in operating activities was $979,041.

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

During the remaining completion window (assuming a Business Combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, or if the funds held outside the Trust Account and other available financing sources are insufficient to fund our operating needs, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

As of September 30, 2026, the Company had $1,176,278 in its operating bank account and a working capital deficit of $1,168,940, which includes $1,350,000 outstanding under a Working Capital Loan (see below). The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date, however, there can be no assurance that the Company will be able to consummate a Business Combination within the Combination Period or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to September 30, 2026, relates to our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income from the proceeds held in the Trust Account.

For the three months ended September 30, 2026, the Company incurred a net income of $698,611, which reflects loss from operations of $977,508, primarily consisting of general and administrative expenses, and income earned on investments held in the Trust Account and cash held in the operating account of $1,676,119.

For the Nine months ended September 30, 2026, the Company incurred a net income of $318,844 which reflects loss from operations of $1,994,597, primarily consisting of general and administrative expenses, and income earned on investments held in the Trust Account and cash held in the operating account of $2,313,441.

For the period from September 12, 2025 (inception) through September 30, 2025, the Company incurred a net loss of $10,647, consisting of general and administrative expenses of $10,647, with no other income.

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on May 20, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, and secretarial and administrative services. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $50,000, respectively, in fees for these services which are included within general and administrative expenses in the accompanying unaudited statements of operations. As of September 30, 2026, $10,000 was payable under the agreement and was included in accounts payable and accrued expenses.

Promissory Note — Related Party

On October 10, 2025, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of December 31, 2027, and the closing of the Initial Public Offering.

As of December 31, 2025, the Company had outstanding borrowings of $68,145 under the Note. During the period from January 1, 2026 through the closing of the Initial Public Offering on May 22, 2026, the Company borrowed additional funds totaling $231,855, resulting in outstanding borrowings of $300,000 under the Note as of May 22, 2026. On May 27, 2026, upon the exercise of the Over-Allotment Option, the Company repaid the entire outstanding balance of $300,000, resulting in no outstanding balance under the Note as of September 30, 2026, and the Note is no longer available to be drawn upon.

Due from Sponsor

As of May 22, 2026, the Sponsor owed the Company an aggregate amount of $1,800,000, representing the remaining amount due from the Sponsor in connection with its purchase of the Private Placement Units to be wired to the Company’s bank account. Subsequently, on May 27, 2026, the Sponsor paid $498,224 of offering costs and expenses on behalf of the Company (including $206,929 reflected in advances from related party), an aggregate of $788,500 was reflected as being reimbursed to the Sponsor, $300,000 of which represented repayment of the Note, $180,000 of which was deposited into the Trust Account in relation to the full exercise of the Over-Allotment Option, and $308,500 of which represented partial payment for the advances from related party, resulting in net cash of $513,276 which was deposited into the Company’s operating account on May 27, 2026. Accordingly, there was no outstanding balance due from Sponsor as of September 30, 2026.

Advances from Related Party

A related party and the Sponsor pay certain formation, operating or deferred offering costs on behalf of the Company that are not covered by the Note. These amounts are non-interest bearing and due on demand. During the period from January 1, 2026 through May 27, 2026, the related party and the Sponsor paid an aggregate amount of $571,755 on behalf of the Company, resulting in a balance in advances from related party of $571,755. On May 27, 2026, $515,429 was applied as a partial settlement of the advances from related party. Accordingly, as of September 30, 2026 and December 31, 2025, the outstanding balance of advances from related party was $56,974 and $0, respectively.

Working Capital Loans

On September 30, 2026, the Company issued a promissory note to Oceanhawk Acquisition I Sponsor, LLC, with a principal amount of up to $1,350,000 for working capital purposes (“Working Capital Loan”). The promissory note is non-interest-bearing and is payable upon consummation of a Business Combination. Upon consummation of a Business Combination, the outstanding principal balance will automatically convert into private placement units at a price of $10.00 per unit, unless the Sponsor elects to receive cash in lieu of conversion. Each unit consists of one ordinary share and one right to receive one-quarter of a share upon consummation of a Business Combination

As of September 30, 2026, the outstanding principal balance under the promissory note was $1,350,000. No interest expense was recognized for the three or nine months ended September 30, 2026.

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

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. As of September 30, 2026, we have not identified any critical accounting estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, do not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2026, the Company issued an unsecured promissory note (the “September Note”) in the principal amount of $1,350,000 to the Sponsor. The September Note was issued in exchange for cash loans in an aggregate amount equal to its principal. As of September 30, 2026, $1,350,000 was outstanding. No underwriter or placement agent was involved, and no underwriting discounts or commissions were paid.

The September Note does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the September Note shall be repaid out of funds available to the Company outside of the Trust Account. The September Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid balance of the September Note and all other sums payable with regard to the Note becoming immediately due and payable. When the initial Business Combination closes, the outstanding principal of the Sponsor Note will automatically convert, in whole, into private placement units at a price of $10.00 per unit. The Sponsor may instead elect to be repaid in cash by giving written notice at least two business days before closing. Each unit will consist of one Class A ordinary share and one right to receive one-fourth (1/4) of one Class A ordinary share upon consummation of a Business Combination. If the full $1,350,000 principal is converted, the Sponsor would receive 135,000 private placement units. Those units comprise 135,000 Class A ordinary shares and 135,000 rights, and the rights convert into 33,750 Class A ordinary shares. No fractional units will be issued; instead, the Company will pay cash for any fractional amount. The September Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and the private placement units issuable on conversion will be issued under the same exemption.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2026).

10.1

Promissory Note, dated September 30, 2026, issued by the Company to the Sponsor. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2026)

31.1*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November 2026.

OCEANHAWK ACQUISITION CORP.

By:	/s/ Ernest Miller
Name:	Ernest Miller
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon Ryan
Name:	Jon Ryan
Title:	President & Chief Financial Officer
(Principal Financial and Accounting Officer)